Form 10-K
period 1998-12-31
CITYSCAPE HOME EQUITY LOAN TRUST SERIES 1997 B
filed 1999-03-31
CIK 1037678

SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                   Form 10-K

 Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange
                Act of 1934 For fiscal year ended 12/31/1998

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

        There are approximately 41 holders of record as of the end of the reporting year.


Item 6. Selected Financial Data

        Not applicable


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

         None


Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 03/22/99

Financial Asset Securities Corp by U.S. Bank National Association fka First Bank National Association, as Trustee for Cityscape Home Equity Loan Trust 1997-B, Home Equity Pass-Through Certificates.

By:    /s/ Jo Ann M. Schalk
   --------------------------------------
Name:    Jo Ann M. Schalk
Title:   Vice President
Company: U.S. Bank National Association fka First Bank National Association